Form 10-K
period 2005-12-31
STRATS(SM) TRUST FOR GEN ELEC CAP CORP SEC, SER 2004-15
filed 2006-03-31
CIK 1307931

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

      For the fiscal year ended December 31, 2005

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

            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       Delaware                                         52-2316339
-----------------------------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
                   or organization)


     301 South College, Charlotte, North Carolina                          28288
-----------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                  Name of exchange on which registered
-------------------                                  -----------------------------------------------

STRATS(SM) Certificates, Series 2004-15              New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /   No /X/

Indicate by check mark if the registrant is not required to such filing reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /   No /X/

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer / /  Accelerated filer / /   Non- accelerated filer /X/


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /   No /X/

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


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-15 (the "Series Supplement") dated as of November 15, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by General Electric Capital Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

General Electric Capital Corporation, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on General Electric Capital Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-06461. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by General Electric Capital Corporation may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, the guarantor of the underlying securities or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                    PART I

Item 1. Business.
----------------

      Not Applicable

Item 1A. Risk Factors.
---------------------

      Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

      Not Applicable

Item 2. Properties.
------------------

      Not Applicable

Item 3. Legal Proceedings.
-------------------------

      None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

      None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

      The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
----------------------

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

      Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

      None

Item 9A.  Controls and Procedures.
---------------------------------

      Not Applicable

Item 9B. Other Information.
--------------------------

      None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

      Not Applicable

Item 11. Executive Compensation.
-------------------------------

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
----------------------

      Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

      None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

      Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
           Trust Description                    Distribution Date    Filed on
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
STRATS(SM) Trust For General Electric Capital        01-15-2005     01-20-2005
Corporation Securities, Series 2004-15               02-15-2005     02-23-2005
                                                     03-15-2005     03-29-2005
                                                     04-15-2005     04-25-2005
                                                     05-15-2005     05-25-2005
                                                     06-15-2005     06-29-2005
                                                     07-15-2005     07-26-2005
                                                     08-15-2005     08-23-2005
                                                     09-15-2005     09-19-2005
                                                     10-15-2005     10-24-2005
                                                     11-15-2005     11-23-2005
                                                     12-15-2005     12-21-2005

-------------------------------------------------------------------------------

            2.    None

            3.    Exhibits:

                  31.1 -Series Supplement, dated as of November 1, 2004, is set forth as Exhibit 4.1 on Form 8-K filed with the Securities and Exchange Commission, for Registrant on November 15, 2004, and is incorporated herein by reference. Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange

                  Commission on April 25, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

      (b)   See Item 15(a) above.

                                    (c)   Not Applicable.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                               By:   /s/ Jimmy Whang
                                     ---------------------------
                               Name: Jimmy Whang
                               Title: Director


Dated:  March 30, 2006



                                                     EXHIBIT INDEX

----------------------------------------------------------------------------------------------------------------------
      Reference                                                                                       Exhibit
     Number per                               Description of Exhibits                             Number in this
     Item 601 of                                                                                     Form 10-K
    Regulation SK
----------------------------------------------------------------------------------------------------------------------
                      Certification by Director of the Registrant
       (31.1)         pursuant to 15 U.S.C. Section 7241, as adopted                                   31.1
                      pursuant to Section 302 of the Sarbanes-Oxley Act
                      of 2002.
----------------------------------------------------------------------------------------------------------------------
                      Annual Compliance Report by Trustee pursuant to
       (99.1)         15 U.S.C. Section 7241, as adopted pursuant to                                   99.1
                      Section 302 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------
       (99.2)         Report of Aston Bell, CPA.                                                       99.2
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.3)         with the Securities and Exchange Commission on                                   99.3
                      January 20, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.4)         with the Securities and Exchange Commission on                                   99.4
                      February 23, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.5)         with the Securities and Exchange Commission on                                   99.5
                      March 29, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.6)         with the Securities and Exchange Commission on                                   99.6
                      April 25, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.7)         with the Securities and Exchange Commission on                                   99.7
                      May 25, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.8)         with the Securities and Exchange Commission on                                   99.8
                      June 29, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.9)         with the Securities and Exchange Commission on                                   99.9
                      July 26, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
       (99.10)        Registrant's Current Report on Form 8-K filed                                    99.10
----------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------------------
                      with the Securities and Exchange Commission on August
                      23, 2005, as further described in Item 15(a)(1) above,
                      is incorporated herein by reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.11)        with the Securities and Exchange Commission on                                   99.11
                      September 19, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.12)        with the Securities and Exchange Commission on                                   99.12
                      October 24, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.13)        with the Securities and Exchange Commission on                                   99.13
                      November 23, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
                      Registrant's Current Report on Form 8-K filed
       (99.14)        with the Securities and Exchange Commission on                                   99.14
                      December 21, 2005, as further described in Item
                      15(a)(1) above, is incorporated herein by
                      reference.
----------------------------------------------------------------------------------------------------------------------
