Form 10-K
period 2007-12-31
STRATS(SM) TRUST FOR GEN ELEC CAP CORP SEC, SER 2004-15
filed 2008-03-28
CIK 1307931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                Commission File Numbers: 333-111858-10, 001-32355

                     Synthetic Fixed-Income Securities, Inc.

                                  on behalf of:

     STRATS(SM) Trust For General Electric Capital Corporation Securities,
                                 Series 2004-15
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       52-2316339
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 No.)



301 South College, Charlotte, North Carolina                28288
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer  [ ]  Accelerated filer  [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

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

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
              Trust Description               Distribution Date       Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For General Electric            01-16-2007          01-29-2007
Capital Corporation Securities,                  02-15-2007          02-23-2007
Series 2004-15                                   03-15-2007          03-29-2007
                                                 04-16-2007          04-20-2007
                                                 05-15-2007          05-25-2007
                                                 06-15-2007          06-21-2007
                                                 07-15-2007          07-20-2007
                                                 08-15-2007          08-23-2007
                                                 09-17-2007          09-25-2007
                                                 10-15-2007          10-19-2007
                                                 11-15-2007          11-21-2007
                                                 12-17-2007          12-28-2007

--------------------------------------------------------------------------------

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange

                   Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                         --------------------------------------
                                       Name:  Jimmy Whang
                                       Title:  Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                                 Exhibit Number
 per Item 601 of                  Description of Exhibits             in this
  Regulation SK                                                      Form 10-K
--------------------------------------------------------------------------------
                   Certification by Director of the Registrant
   (31.1)          pursuant to 15 U.S.C. Section 7241, as adopted        31.1
                   pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.
--------------------------------------------------------------------------------
                   Annual Compliance Report by Trustee pursuant to 15
   (99.1)          U.S.C. Section 7241, as adopted pursuant to           99.1
                   Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
   (99.2)          Report of Aston Bell, CPA.                            99.2
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on January
   (99.3)          29, 2007, as further described in Item 15(a)(1)       99.3
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on February
   (99.4)          23, 2007, as further described in Item 15(a)(1)       99.4
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on March
   (99.5)          29, 2007, as further described in Item 15(a)(1)       99.5
                    above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on April
   (99.6)          20, 2007, as further described in Item 15(a)(1)       99.6
                    above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on May 25,
   (99.7)          2007, as further described in Item 15(a)(1) above,    99.7
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on June 21,
   (99.8)          2007, as further described in Item 15(a)(1) above,    99.8
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on July 20,
   (99.9)          2007, as further described in Item 15(a)(1) above,    99.9
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
   (99.10)         Registrant's Current Report on Form 8-K filed         99.10
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   with the Securities and Exchange Commission on
                   August 23, 2007, as further described in Item
                   15(a)(1) above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on
   (99.11)         September 25, 2007, as further described in Item      99.11
                   15(a)(1) above, is incorporated herein by
                   reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on October
   (99.12)         19, 2007, as further described in Item 15(a)(1)       99.12
                    above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on November
   (99.13)         21, 2007, as further described in Item 15(a)(1)       99.13
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on December
   (99.14)         28, 2007, as further described in Item 15(a)(1)       99.14
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------