Form 10-K
period 2009-12-31
STRATS(SM) TRUST FOR GEN ELEC CAP CORP SEC, SER 2004-15
filed 2010-03-30
CIK 1307931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (212) 214-6282

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATSSM Trust For General Electric Capital Corporation Securities, Series 2004-15 to the certificateholders for the period from January 1, 2009 through and including December 31, 2009 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust For General Electric Capital Corporation Securities, Series 2004-15	01-15-2009 02-17-2009 03-16-2009 04-15-2009 05-15-2009 06-15-2009 07-15-2009 08-17-2009 09-15-2009 10-15-2009 11-16-2009 12-15-2009	01-29-2009 02-26-2009 03-24-2009 04-27-2009 05-29-2009 06-25-2009 07-29-2009 08-31-2009 09-29-2009 10-28-2009 11-25-2009 12-24-2009

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.5 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.6 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.7 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.8 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.9 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.10 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.11 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.12 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.13 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.14 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust

By:	/s/ William Threadgill
Name:	William Threadgill
Title:	President

Dated:  March 30, 2010

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4
(99.5)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.5
(99.6)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.6
(99.7)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.7
(99.8)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.8
(99.9)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.9
(99.10)	Registrant’s Current Report on Form 8-K filed	99.10

	with the Securities and Exchange Commission on August 31, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.
(99.11)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.11
(99.12)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.12
(99.13)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.13
(99.14)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.14