Form 10-K
period 2011-12-31
STRATS(SM) TRUST FOR GEN ELEC CAP CORP SEC, SER 2004-15
filed 2012-03-30
CIK 1307931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Numbers: 333-111858-10, 001-32355

Synthetic Fixed-Income Securities, Inc.

on behalf of:

STRATSSM Trust For General Electric Capital Corporation Securities, Series 2004-15

______________________________________________________
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

Item 4. Mine Safety Disclosures.

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

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATSSM Trust For General Electric Capital Corporation Securities, Series 2004-15 to the certificateholders for the period from January 1, 2011 through and including December 31, 2011 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust For General Electric Capital Corporation Securities, Series 2004-15	01-18-2011 02-15-2011 03-15-2011 04-15-2011 05-16-2011 06-15-2011 07-15-2011 08-15-2011 09-15-2011 10-17-2011 11-15-2011 12-15-2011	01-31-2011 02-25-2011 03-22-2011 04-25-2011 05-27-2011 06-27-2011 07-26-2011 08-19-2011 09-27-2011 10-25-2011 11-25-2011 12-22-2011

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.5 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.6 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.7 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.8 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.9 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.10 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.11 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.12 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.13 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.14 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust

By:	/s/ William Threadgill
Name:	William Threadgill
Title:	President

Dated:  March 30, 2012

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4
(99.5)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.5
(99.6)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.6
(99.7)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.7
(99.8)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.8
(99.9)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.9
(99.10)	Registrant’s Current Report on Form 8-K filed	99.10

	with the Securities and Exchange Commission on August 19, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.
(99.11)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.11
(99.12)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.12
(99.13)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.13
(99.14)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.14