Form 10-K
period 2012-12-31
STRATS(SM) TRUST FOR GEN ELEC CAP CORP SEC, SER 2004-15
filed 2013-03-29
CIK 1307931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Numbers: 333-111858-10, 001-32355

Synthetic Fixed-Income Securities, Inc.

on behalf of:

STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	52-2316339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College, Charlotte, North Carolina	28288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 214-6277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

STRATS(SM) Certificates, Series 2004-15	New York Stock Exchange (“NYSE”)

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
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

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

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the “Depositor”) is the Depositor in respect of the STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15 (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National

Association, as trustee (the “Trustee”), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-15 (the “Series Supplement”) dated as of November 15, 2004 in respect of the Trust. The Trust’s assets consist solely of notes issued by General Electric Capital Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15 to the certificateholders for the period from January 1, 2012 through and including December 31, 2012 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on

STRATS(SM) Trust For General Electric Capital Corporation Securities, Series 2004-15	01-17-2012 02-15-2012 03-15-2012 04-16-2012 05-15-2012 06-15-2012 07-16-2012 08-15-2012 09-17-2012 10-15-2012 11-15-2012 12-17-2012	01-23-2012 02-28-2012 03-30-2012 04-20-2012 05-22-2012 06-22-2012 07-30-2012 08-20-2012 09-20-2012 10-26-2012 11-21-2012 12-20-2012

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.5 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.6 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.7 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.8 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.9 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.10 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.11 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.12 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.13 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.14 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

Dated:  March 29, 2013

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4
(99.5)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.5
(99.6)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.6
(99.7)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.7
(99.8)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.8
(99.9)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.9
(99.10)	Registrant’s Current Report on Form 8-K filed	99.10

	with the Securities and Exchange Commission on August 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.
(99.11)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.11
(99.12)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.12
(99.13)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.13
(99.14)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.14